Form 10-K
period 2007-12-31
HarborView 2007-6
filed 2008-03-28
CIK 1405484

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140279-09

      HarborView Mortgage Loan Trust 2007-6
      (exact name of issuing entity as specified in its charter)

      Greenwich Capital Acceptance, Inc. (depositor)
      (exact name of the registrant as specified in its charter)

      Greenwich Capital Financial Products, Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                06-1199884
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  600 Steamboat Road
   Greenwich, CT                                06830
  (Address of principal executive             (Zip Code)
  offices)


 Registrant's telephone number, including area code: (203) 625-2700



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       X



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer     X
   Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               None.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Bear Stearns Financial Products Inc. provides a yield maintenance agreement and a basis risk cap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the yield maintenance agreement and the basis risk cap agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

On August 6, 2007, American Home Mortgage Holdings, Inc. and seven affiliates, including American Home Mortgage Corp., which is an originator of certain of the mortgage loans, and American Home Mortgage Servicing, Inc., which is a servicer of the mortgage loans (collectively, the "Debtors"), each filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Judge Christopher S. Sontchi is presiding over the Debtors' Chapter 11 bankruptcy cases, which are being jointly administered under Case Number 07-11047. The Debtors are at this time operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court.

On October 23, 2007, the Bankruptcy Court approved AH Mortgage Acquisition Co., Inc., an entity formed by Wilbur L. Ross (the "Purchaser"), entering into an agreement to acquire substantially all of the servicing assets of American Home Mortgage Servicing, Inc. On November 15, 2007, the financial closing of the transaction, the Purchaser invested over $500 million in these servicing assets. American Home Mortgage Servicing, Inc.'s management believes that the legal closing of the acquisition will occur during the second quarter of 2008. After the legal closing, the new servicing company will conduct business as AH Mortgage Acquisition Co., Inc. doing business as American Home Mortgage Servicing, Inc.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Information required by item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key
(CIK) code as this annual report on Form 10-K.

Bear Stearns Financial Products Inc.:

     On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

     In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including Bear Stearns Financial Products Inc.'s obligations under the yield maintenance agreement and the basis risk cap agreement. A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the yield maintenance agreement and the basis risk cap agreement remain unchanged.

     JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands. Information about JPMorgan Chase is available at www.jpmorganchase.com.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

The assessment of compliance for GMAC Mortgage, LLC disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria 1122 (d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).


The assessment of compliance for Paul Financial, LLC disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Our assessment of compliance disclosed the following material noncompliance with servicing criterion 1122(d)(1)(i), as applicable to the Company for the year ended December 31, 2007. The Company did not monitor and notify parties as required in the transactions agreements that an event of default had occurred with respect to the Company.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', Paul Financial, LLC and GMAC Mortgage, LLC, Assessments of Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Amended and Restated Pooling and Servicing Agreement dated as of July 1, 2007, among Greenwich Capital Acceptance, Inc., as Depositor, Greenwich Capital Financial Products, Inc., as Seller, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, Clayton Fixed Income Services Inc., as Credit Risk Manager and Deutsche Bank National Trust Company, as Trustee and a Custodian, originally filed on Form 8K on August 15, 2007, and amended and restated and filed on Form 8-K/A on October 4, 2007, Commission File Number 333-140279-09, CIK Number 0001405484.

  (10.1) Incorporated by reference as Exhibit (4.1).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Trustee and as Custodian
    33.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.4 Paul Financial, LLC as Servicer
    33.5 The Bank of New York Trust Company, National Association as Custodian
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Trustee and as Custodian
    34.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.4 Paul Financial, LLC as Servicer
    34.5 The Bank of New York Trust Company, National Association as Custodian
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statements.



    35.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (99.1) Amended and Restated Guaranty Agreement effective March 16, 2008 by JPMorgan Chase & Co.

   (b) Exhibits identified in paragraph (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   HarborView Mortgage Loan Trust 2007-6
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Diane Courtney
   Diane Courtney, Vice President
   (Senior Officer in charge of the servicing function of Wells Fargo Bank,
    N.A., in its capacity as Master Servicer)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Amended and Restated Pooling and Servicing Agreement dated as of July 1, 2007, among Greenwich Capital Acceptance, Inc., as Depositor, Greenwich Capital Financial Products, Inc., as Seller, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, Clayton Fixed Income Services Inc., as Credit Risk Manager and Deutsche Bank National Trust Company, as Trustee and a Custodian, originally filed on Form 8K on August 15, 2007, and amended and restated and filed on Form 8-K/A on October 4, 2007, Commission File Number 333-140279-09, CIK Number 0001405484.

   (10.1) Incorporated by reference as Exhibit (4.1).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Trustee and as Custodian
    33.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.4 Paul Financial, LLC as Servicer
    33.5 The Bank of New York Trust Company, National Association as Custodian
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Trustee and as Custodian
    34.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.4 Paul Financial, LLC as Servicer
    34.5 The Bank of New York Trust Company, National Association as Custodian
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statements.



    35.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (99.1) Amended and Restated Guaranty Agreement effective March 16, 2008 by JPMorgan Chase & Co.